Form 10-K
period 2004-12-31
Sallie Mae Student Loan Trust 1996-1
filed 2005-03-31
CIK 1321796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

SLM FUNDING LLC, as the Depositor
(Exact name of registrant as specified in its charter)

Sallie Mae Student Loan Trust 1996-1, as the Issuer

DELAWARE	(33-95474)	52-1956294
(State or other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. employer Identification No.)

12061 Bluemont Way, V3419
RESTON, VA 20190
(Address of principal executive offices)

(703) 984-6419
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Documents are incorporated by reference into this Form 10-K: None.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: None.

This Annual Report on Form 10-K is filed in reliance upon (i) certain no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission stating that the Division will not object if periodic reports filed by the Registrant pursuant to Sections 13 and 15(d) of the Securities and Exchange Act of 1934 are filed in the manner set forth in such letters and the requests for such letters and (ii) the Registrant’s filing letter accompanying the Registrant’s Current Report on Form 8-K filed with the Commission on or about November 6, 1995 in which the Registrant described the manner in which it intended to file such periodic reports.

PART I.

Item 2. Properties.

SLM Funding LLC, the successor-in-interest to SLM Funding Corporation and Sallie Mae Funding Corporation, is the depositor for the Sallie Mae Student Loan Trust 1996-1. The property of the Trust consists of pools of education loans to students and parents of students made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts.

On an annual basis, the Sallie Mae Student Loan Trust 1996-1 is required to provide statements of compliance of its servicers and administrators. The Annual Statements of Compliance for the Sallie Mae Student Loan Trust 1996-1 are attached as Exhibit 19.1 hereto. These statements are required by:

•                  the Administration Agreement, dated as of March 6, 1996, among Sallie Mae Funding Corporation, as the Depositor and the predecessor-in-interest to SLM Funding LLC, Sallie Mae Servicing Corporation, as the Servicer, Sallie Mae Student Loan Trust 1996-1, as the Trust, the Student Loan Marketing Association, as the Administrator, Bankers Trust Company, as the Indenture Trustee, and Chase Manhattan Bank (USA), as the Eligible Lender Trustee; and

•                  the Servicing Agreement, dated as of March 6, 1996 among the Servicer, the Trust, the Administrator, the Indenture Trustee and the Eligible Lender Trustee.

Item 3. Legal Proceedings.

Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders.

Nothing to report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

At December 31, 2004, there was one (1) registered holder of the Sallie Mae Student Loan Trust 1996-1 Floating Rate Student Loan-Backed Certificates (“Certificates”), That registered holder was CEDE & Co., as nominee of The Depository Trust Company (“DTC”). At December 31, 2004, there were four (4) different persons registered on the books of DTC as record owners of Certificates.  An affiliate of the Registrant was a beneficial owner of some of the Certificates.  There is no established trading market for the Certificates.

Item 7. Other Related Events and Information.

Nothing to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9B. Other Information.

Nothing to report.

PART III.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

At December 31, 2004, the Certificates held by an affiliate of the Registrant were registered in the name of CEDE and Co., as nominee of DTC.

At December 31, 2004, the books of DTC indicate that four (4) different participant institutions are record owners of more than 5% of the Certificates.

DTC REGISTERED	DTC ID	Holder	Principal Amount	Percent
1996-1 Floating Rate Student Loan-Backed Certificates 795452AF8	901	Bank Of New York One Wall Street New York, NY 10286	$12,800,000.00	24.38%

	2803	US Bank NA C/O ADP Proxy Services 51 Mercedes Way Edgewood, NY 11717	$4,100,000.00	7.81%

	997	State Street Bank and Trust Co. 1776 Heritage Dr. Global Corp Action Unit JAB 5NW No. Quincy, MA 02171	$6,800,000.00	12.95%

	2316	National City Bank 4100 West 150th St Cleveland, OH 44135	$25,000,000.00	47.62%

Item 13. Certain Relationships and Related Transactions.

Nothing to report.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)           Exhibits.    The following documents are filed as part of this Annual Report on Form 10-K:

Designation	Description
Exhibit 19.1	Annual Statements of Compliance of the Administrator and the Servicer

Exhibit 19.2	Annual Independent Certified Public Accountant’s Report

(b)           Reports on Form 8-K.    The Registrant, on behalf of the Sallie Mae Student Loan Trust 1996-1, filed four (4) Current Reports on Form 8-K with the Commission during the period covered by this report. They are:

•              On January 30, 2004, in connection with the January 26, 2004 Quarterly Distribution Report;

•              On May 3, 2004, in connection with the April 26, 2004 Quarterly Distribution Report;

•              On August 2, 2004, in connection with the July 26, 2004 Quarterly Distribution Report; and

•              On November 2, 2004, in connection with the October 25, 2004 Quarterly Distribution Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Sallie Mae Student Loan Trust 1996-1 has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2005	SLM FUNDING LLC

	By:	/s/ JOHN F. REMONDI
Name: John F. Remondi
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI	President (Principal Executive	March 30, 2005
John F. Remondi	Officer) and Manager

/s/ C.E. ANDREWS	Chief Financial Officer (Principal	March 30, 2005
C. E. Andrews	Financial Officer) and Manager

/s/ THOMAS J. FITZPATRICK	Manager	March 30, 2005
Thomas J. Fitzpatrick

Independent Manager
Victor A. Duva

Independent Manager
Kennith J. Uva

CERTIFICATION

I, John F. Remondi, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Sallie Mae Student Loan Trust 1996-1;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2005

/s/ JOHN F. REMONDI
John F. Remondi
President
SLM Funding LLC,

as the Depositor of the Sallie Mae Student Loan Trust 1996-1

CERTIFICATION

I, C. E. Andrews, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Sallie Mae Student Loan Trust 1996-1;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2005

/s/ C.E. ANDREWS
C.E. Andrews
Chief Financial Officer
SLM Funding LLC,
as the Depositor for Sallie Mae Student Loan Trust 1996-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page
19.1	Annual Statements of Compliance of the Administrator and the Servicer
19.2	Annual Independent Certified Public Accountant’s Report